Form 10QSB
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 4 L P
filed 1996-08-14
CIK 854219

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-18328

             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P. (Exact name of small business issuer as specified in its charter)

             New Jersey                              76-0251418
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                              Yes x      No

Transitional Small Business Disclosure Format (Check one):

                              Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                                      JUNE 30,
ASSETS                                                                  1996
                                                                   ------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash ......................................................       $     3,273
  Accounts receivable - oil & gas sales .....................            13,459
                                                                    -----------

Total current assets ........................................            16,732
                                                                    -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ........................................         1,614,435
  Less  accumulated depletion ...............................         1,545,244
                                                                    -----------

Property, net ...............................................            69,191
                                                                    -----------


TOTAL .......................................................       $    85,923
                                                                    ===========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .........................................       $       133
   Payable to general partner ...............................            13,599
                                                                    -----------

Total current liabilities ...................................            13,732
                                                                    -----------

NONCURRENT PAYABLE TO GENERAL PARTNER .......................            81,594
                                                                    -----------

PARTNERS' CAPITAL:
   Limited partners .........................................           (16,019)
   General partner ..........................................             6,616
                                                                    -----------

Total partners' capital .....................................            (9,403)
                                                                    -----------

TOTAL .......................................................       $    85,923
                                                                    ===========




See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------


(UNAUDITED)                       QUARTER ENDED              SIX MONTHS ENDED
                              ---------------------    -------------------------

                               JUNE 30,    JUNE 30,      JUNE 30,     JUNE 30,
                                 1996        1995          1996         1995
                              ---------   ---------    -----------    ----------

REVENUES:
  Oil and gas sales ........   $  13,481    $  10,796    $  25,385    $  20,629
                               ---------    ---------    ---------    ---------

EXPENSES:
  Depletion ................      12,209       10,940       13,452       21,537
  Impairment of property ...        --           --        240,044         --
  Production taxes .........          82          104          181          221
  General and administrative       2,743        2,468        6,282        4,864
                               ---------    ---------    ---------    ---------

Total expenses .............      15,034       13,512      259,959       26,622
                               ---------    ---------    ---------    ---------


NET (LOSS) .................   $  (1,553)   $  (2,716)   $(234,574)   $  (5,993)
                               =========    =========    =========    =========





See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
- ----------------------------------------------------------------------------

(UNAUDITED)
                                                     SIX MONTHS ENDED
                                                  ------------------------

                                                   JUNE 30        JUNE 30,
                                                     1996           1995
                                                  --------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) ......................................   $(234,574)    $ (5,993)
                                                    ----------    ---------

Adjustments  to  reconcile   net  (loss)  to  net  cash  provided  by  operating
   activities:
  Depletion .....................................      13,452       21,537
  Impairment of property ........................     240,044         --
(Increase) decrease in:
  Accounts receivable - oil & gas sales .........        (698)       4,535
(Decrease) in:
   Accounts payable .............................      (2,223)      (3,327)
   Payable to general partner ...................     (12,855)     (17,004)
                                                      ----------    ---------

Total adjustments ...............................     237,720        5,741
                                                      ----------    ---------

Net cash provided (used) by operating activities        3,146         (252)
                                                      ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ..........................        --         (5,822)
                                                      ----------    ---------

NET INCREASE (DECREASE) IN CASH .................       3,146       (6,074)

CASH AT BEGINNING OF YEAR .......................         127        6,490
                                                      ----------    ---------

CASH AT END OF PERIOD ...........................   $   3,273     $    416
                                                    ==========    =========

See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $13,481 in 1996 from $10,796 in 1995. This represents an increase of $2,685 (25%). Oil sales increased by $1,298 or 20%. A 38% increase in the average net oil sales price increased sales by $2,135. This increase was partially offset by a 13% decrease in oil production. Gas sales increased by $1,387 or 32%. A 25% increase in the average net gas sales price increased sales by $1,151. A 5% increase in gas production increased sales by an additional $236. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to increased production from the Speary acquisition on which a compressor was successfully reworked. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense increased to $12,209 in the second quarter of 1996 from $10,940 in the second quarter of 1995. This represents an increase of $1,269 (12%). A 14% increase in the depletion rate increased depletion expense by $1,478. This increase was partially offset by the changes in production, noted above. The increase in the depletion rate was due to higher production from properties with a relatively higher depletion rate, partially offset by the lower property basis resulting from the recognition of a $240,044 property impairment in the first quarter of 1996.

General and administrative expenses increased to $2,743 in 1996 from $2,468 in 1995. This increase of $275 (11%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $25,385 in 1996 from $20,629 in 1995. This represents an increase of $4,756 (23%). Oil sales increased by $2,238 or 18%. A 36% increase in the average net oil sales price increased sales by $3,972. This increase was partially offset by a 14% decrease in oil production. Gas sales increased by $2,518 or 31%. A 45% increase in the average net gas sales price increased sales by $3,286. This increase was partially offset by a 10% decrease in gas production. The decreases in oil and gas production were primarily due to natural production declines, partially offset by higher gas production from the Speary acquisition on which a compressor was successfully reworked. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $13,452 in the first six months of 1996 from $21,537 in the first six months of 1995. This represents a decrease of $8,085 (38%). The changes in production, noted above, reduced depletion expense by $2,432. A 30% decrease in the depletion rate reduced depletion expense by an additional $5,653. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $240,044 property impairment in the first quarter of 1996.

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

General and administrative expenses increased to $6,282 in 1996 from $4,864 in 1995. This increase of $1,418 (29%) is primarily due to more staff time being required to manage the Company's operations.

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

The Company discontinued the payment of distributions during 1995. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ENEX 88-89 INCOME AND RETIREMENT
                                                   FUND - SERIES 4, L.P.
                                                        (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                       General Partner



                                                By: /s/ R. E. Densford
                                                        R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                           Officer




August 13, 1996                                 By: /s/ James A. Klein
                                                   -------------------
                                                         James A. Klein
                                                     Controller and Chief
                                                      Accounting Officer