Form 10QSB
period 1996-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 4 L P
filed 1996-11-14
CIK 854219

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September  30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                             September 30,
ASSETS                                                            1996
                                                         ---------------------

CURRENT ASSETS:
  Cash                                                   $              3,031
  Accounts receivable - oil & gas sales                                13,663
                                                         ---------------------

Total current assets                                                   16,694
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,614,435
  Less  accumulated depletion                                       1,553,087
                                                         ---------------------

Property, net                                                          61,348
                                                         ---------------------


TOTAL                                                    $             78,042
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:

   Payable to general partner                            $             14,270
                                                         ---------------------

Total current liabilities                                              14,270

NONCURRENT PAYABLE TO GENERAL PARTNER                                  71,338
                                                         ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   (15,149)
   General partner                                                      7,583
                                                         ---------------------

Total partners' capital                                                (7,566)
                                                         ---------------------

TOTAL                                                    $             78,042
                                                         =====================

Number of $500 Limited Partner units outstanding                        3,645


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------


(UNAUDITED)                          QUARTER ENDED                         NINE MONTHS ENDED
                                ------------------------------------    ------------------------------------------

                                September 30,        September 30,        September 30,          September 30,
                                    1996                  1995                 1996                   1995
                                ---------------    -----------------    -----------------    ---------------------

REVENUES:
  Oil and gas sales              $      12,061     $         12,249     $         37,446     $             32,878
                                ---------------    -----------------    -----------------    ---------------------

EXPENSES:
  Depletion and amortization             7,843                9,208               21,295                   30,745
  Impairment of property                     -                    -              240,044                        -
  Production taxes                          98                  107                  279                      328
  General and administrative             2,283                2,522                8,565                    7,386
                                ---------------    -----------------    -----------------    ---------------------

Total expenses                          10,224               11,837              270,183                   38,459
                                ---------------    -----------------    -----------------    ---------------------


NET INCOME (LOSS)                $       1,837     $            412     $       (232,737)    $             (5,581)
                                ===============    =================    =================    =====================



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                      --------------------------------------------

                                                         September 30,            September 30,
                                                              1996                    1995
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $         (232,737)         $        (5,581)
                                                      -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depletion and amortization                                      21,295                   30,745
  Impairment of property                                         240,044                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                             (902)                   5,530
(Decrease) in:
   Accounts payable                                               (2,356)                  (3,327)
   Payable to general partner                                    (22,440)                 (27,801)
                                                      -------------------      -------------------

Total adjustments                                                235,641                    5,147
                                                      -------------------      -------------------

Net cash provided (used) by operating activities                   2,904                     (434)
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                 -                   (5,822)
                                                      -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                    2,904                   (6,256)

CASH AT BEGINNING OF YEAR                                            127                    6,490
                                                      -------------------      -------------------

CASH AT END OF PERIOD                                 $            3,031          $           234
                                                      ===================      ===================



See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,639 for certain oil and gas properties due market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $12,061 in 1996 from $12,249 in 1995. This represents a decrease of $188 (2%). Oil sales decreased by $6. This decrease was due mainly to a 8% decrease in oil production which decreased sales by $540, offset by an 8% increase in the average net oil sales price. Gas sales decreased by $182. A 19% decrease in the average net gas sales price decreased sales by $1,257. This decrease was partially offset by a 20% increase in gas production. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to increased production from the Speary acquisition on which a compressor was successfully reworked. The increases in average net oil sale prices corresponds with higher prices in the overall market for the sale of oil. The decrease in average net gas sales price was primarily due to lower net profits received on the Speary acquisition which, incurred workover costs during the third quarter of 1996.

Depletion expense decreased to $7,843 in the third quarter of 1996 from $9,208 in the third quarter of 1995. This represents a decrease of $1,365 (15%). A 19% increase in the depletion rate increased depletion expense by $1,855. This increase was partially offset by the changes in production, noted above. The decrease in the depletion rate was due to the lower property basis resulting from the recognition of a $240,044 property impairment in the first quarter of 1996.

General and administrative expenses decreased to $2,283 in 1996 from $2,522 in 1995. This decrease of $239 (9%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $37,446 in 1996 from $32,878 in 1995. This represents an increase of $4,568 (14%). Oil sales increased by $2,232 or 11%. A 26% increase in the average net oil sales price increased sales by $4,513. This increase was partially offset by a 12% decrease in oil production. Gas sales increased by $2,336 or 18%. An 18% increase in the average net gas sales price increased sales by $4,513. This increase was partially offset by a 1% decrease in gas production. The decreases in oil and gas production were primarily due to natural production declines, partially offset by higher gas production from the Speary acquisition on which a compressor was successfully reworked. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $21,295 in the first nine months of 1996 from $30,745 in the first nine months of 1995. This represents a decrease of $9,450 (31%). The changes in production, noted above, reduced depletion expense by $1,663. A 24% decrease in the depletion rate reduced depletion expense by an additional $7,787. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $240,044 property impairment in the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $240,044 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

General and administrative expenses increased to $8,565 in 1996 from $7,386 in 1995. This increase of $1,179 (16%) is primarily due to more staff time being required to manage the Company's operations.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                             ENEX 88-89 INCOME AND RETIREMENT
                                                  FUND - SERIES 4, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




November 13, 1996                              By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer