Form 10QSB
period 1997-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 4 L P
filed 1997-05-15
CIK 854219

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                             MARCH 31,
ASSETS                                                          1997
                                                       ---------------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                 $              5,687
  Accounts receivable - oil & gas sales                              21,025
                                                       ---------------------

Total current assets                                                 26,712
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                              1,614,435
  Less  accumulated depletion                                     1,551,573
                                                       ---------------------

Property, net                                                        62,862
                                                       ---------------------

TOTAL                                                  $             89,574
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $              1,466
   Payable to general partner                                        74,800
                                                       ---------------------

Total current liabilities                                            76,266
                                                       ---------------------

PARTNERS' CAPITAL :
   Limited partners                                                   3,788
   General partner                                                    9,520
                                                       ---------------------

Total partners' capital                                              13,308
                                                       ---------------------

TOTAL                                                  $             89,574
                                                       =====================

Number of $500 Limited Partner units outstanding                      3,644



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------


(UNAUDITED)                              THREE MONTHS ENDED
                                    ----------------------------------------

                                       MARCH 31,              MARCH 31,
                                          1997                  1996
                                  -------------------    -------------------

REVENUES:
  Oil and gas sales               $           12,823        $        11,904
                                  -------------------    -------------------

EXPENSES:
  Depletion                                    3,666                  1,243
  Impairment of property                           -                240,044
  Production taxes                                 -                     99
  General and administrative                   2,687                  3,539
                                  -------------------    -------------------

Total expenses                                 6,353                244,925
                                  -------------------    -------------------


NET INCOME (LOSS)                 $            6,470         $     (233,021)
                                  ===================    ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-2

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                 PER $500
                                                                                                  LIMITED
                                                                                                  PARTNER
                                                        GENERAL              LIMITED             UNIT OUT-
                                   TOTAL                PARTNER             PARTNERS             STANDING
                             -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996     $        225,171     $           4,724    $         220,447    $              61

NET INCOME (LOSS)                    (218,333)                3,782             (222,115)                 (61)
                             -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996              6,838                 8,506               (1,668)                   -

NET INCOME                              6,470                 1,014                5,456                    1
                             -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997      $         13,308     $           9,520    $           3,788 (1)$               1
                             =================    ==================   ==================   ==================



(1)  Includes 238 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-3

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                           ------------------------------------------

                                                              MARCH 31,                MARCH 31,
                                                                 1997                    1996
                                                         -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $            6,470         $       (233,021)
                                                         -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion                                                           3,666                    1,243
  Impairment of property                                                  -                  240,044
(Increase) in:
  Accounts receivable - oil & gas sales                              (3,802)                    (474)
(Decrease) in:
   Accounts payable                                                    (863)                  (2,177)
   Payable to general partner                                        (6,661)                  (3,601)
                                                         -------------------      -------------------

Total adjustments                                                    (7,660)                 235,035
                                                         -------------------      -------------------



NET INCREASE (DECREASE) IN CASH                                      (1,190)                   2,014

CASH AT BEGINNING OF YEAR                                             6,877                      127
                                                         -------------------      -------------------

CASH AT END OF PERIOD                                    $            5,687          $         2,141
                                                         ===================      ===================




See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-4

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $240,044 for certain oil and gas properties due market indications that the carrying amounts were not fully recoverable.

3. On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

Item 2.            Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $11,904 in 1996 to $12,823 in 1997. This represents an increase of $919 (8%). Oil sales increased by $589 or 8%. A 34% increase in average net oil prices increased sales by $1,943. This increase was partially offset by a 19% decrease in oil production. Gas sales increased by $330 or 7%. A 7% increase in gas production increased sales by $325. A slight increase in the average gas net sales price increased sales by an additional $5. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from the El Mac acquisition which had an acidization treatment. The increase in average net oil prices corresponds with higher prices in the overall market for the sale of oil. Average net gas sales price remained constant as higher prices in the overall market for the sale of gas were offset by relatively higher operating expenses on the El Mac acquisition from which the Company receives a net profits royalty.

Depletion expense increased from $1,243 in the first quarter of 1996 to $3,666 in the first quarter of 1997. This represents an increase of $2,423 (195%). A 210% increase in the depletion rate increased depletion expense by $2,485. This increase was partially offset by the changes in production, noted above. The increase in the depletion rate was primarily a result of downward revisions of the oil and gas reserves during December 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $240,044 for certain oil and gas properties due market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $3,539 in the first quarter of 1996 to $2,687 in the first quarter of 1997. This decrease of $852 (24%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

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

On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 4, L.P.
                                                  -----------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer