Form 10QSB/A
period 1997-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 4 L P
filed 1997-06-10
CIK 854219

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 4, L.P.
                                                  -----------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer





June 10, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer