Form 10QSB
period 1997-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 4 L P
filed 1997-08-14
CIK 854219

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
BALANCE SHEET
-------------------------------------------------------------------------

                                                           JUNE 30,
ASSETS                                                       1997
                                                    ---------------------
                                                         (Unaudited)
CURRENT ASSETS:
  Cash                                              $             13,574
  Accounts receivable - oil & gas sales                           15,091
                                                    ---------------------

Total current assets                                              28,665
                                                    ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                           1,614,435
  Less  accumulated depletion                                  1,555,533
                                                    ---------------------

Property, net                                                     58,902
                                                    ---------------------

TOTAL                                               $             87,567
                                                    =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to general partner                       $             68,728
                                                      -------------------

PARTNERS' CAPITAL:
   Limited partners                                                8,371
   General partner                                                10,468
                                                    ---------------------

Total partners' capital                                           18,839
                                                    ---------------------

TOTAL                                               $             87,567
                                                    =====================

Number of $500 Limited Partner units outstanding                   3,644



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------


(UNAUDITED)                         QUARTER ENDED                           SIX MONTHS ENDED
                               --------------------------------    -------------------------------

                                 JUNE 30,          JUNE 30,           JUNE 30,         JUNE 30,
                                   1997              1996              1997             1996
                               ---------------    -------------    --------------    -------------

REVENUES:
  Oil and gas sales               $    11,976     $     13,481     $      24,799   $     25,385
                               ---------------    -------------    --------------  -------------

EXPENSES:
  Depletion                             3,960           12,209             7,626         13,452
  Impairment of property                    -                -                 -        240,044
  Production taxes                         24               82                24            181
  General and administrative            2,461            2,743             5,148          6,282
                               ---------------    -------------    --------------  -------------

Total expenses                          6,445           15,034            12,798        259,959
                               ---------------    -------------    --------------  -------------


NET INCOME (LOSS)                   $   5,531     $     (1,553)    $      12,001   $   (234,574)
                               ===============    =============    ==============    =============



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE SIX MONTHS ENDED JUNE 30, 1997
---------------------------------------------------------------------------

                                                                             PER $500
                                                                              LIMITED
                                                                              PARTNER
                                                 GENERAL       LIMITED       UNIT OUT-
                                   TOTAL        PARTNER        PARTNERS       STANDING
                                -----------   ------------   -----------   ------------

BALANCE, JANUARY 1, 1996        $  225,171    $     4,724    $  220,447    $        61

NET INCOME (LOSS)                 (218,333)         3,782      (222,115)           (61)
                                -----------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 1996           6,838          8,506        (1,668)             -

NET INCOME                          12,001          1,962        10,039              3
                                -----------   ------------   -----------   ------------

BALANCE, JUNE 30, 1997          $   18,839    $    10,468    $    8,371 (1)$         3
                                ===========   ============   ===========   ============



(1)  Includes 238 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)

                                                           SIX MONTHS ENDED
                                                  ------------------------------

                                                      JUNE 30,          JUNE 30,
                                                      1997              1996
                                                  -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $   12,001      $    (234,574)
                                                  -----------     --------------

Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depletion                                            7,626             13,452
  Impairment of property                                   -            240,044
(Increase) decrease in:
  Accounts receivable - oil & gas sales                2,132               (698)
(Decrease) in:
   Accounts payable                                   (2,329)            (2,223)
   Payable to general partner                        (12,733)           (12,855)
                                                  -----------     --------------

Total adjustments                                     (5,304)           237,720
                                                  -----------     --------------

NET INCREASE IN CASH                                   6,697              3,146

CASH AT BEGINNING OF YEAR                              6,877                127
                                                  -----------     --------------

CASH AT END OF PERIOD                             $   13,574       $      3,273
                                                  ===========     ==============


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

     2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $240,044 for certain oil and gas properties due primarily to downward reserve revisions on the Lake Decade acquisition and lower prices in the market for the sale of oil and gas. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Due to depressed gas prices and the unsuccessful efforts of wells drilled near the acquisition, it was determined by the operator of the acquisition that future drilling could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation write downs taken by the Company in the first quarter of 1996.

3. On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1997 Compared to Second Quarter 1996

Oil and gas sales for the second quarter decreased from $13,481 in 1996 to $11,976 in 1997. This represents a decrease of $1,505 (11%). Oil sales increased by $74 or 1%. A 16% increase in the average net oil sales price increased sales by $1,089. This increase was partially offset by a 13% decrease in oil production. Gas sales decreased by $1,579 or 27%. An 11% decrease in gas production reduced sales by $652. An 18% decrease in the average net gas sales price reduced sales by an additional $927. The decreases in oil and gas production were primarily due to natural production declines. The increase in average net oil sales price was primarily the result of lower expenses incurred on the Company's net profit interests, including on the El Mac acquisition which incurred workover charges in the second quarter of 1996. The decrease in average net gas sales price was primarily the result of higher expenses incurred on the Speary acquisition in the second quarter of 1997.

Depletion expense decreased from $12,209 in the second quarter of 1996 to $3,960 in the second quarter of 1997. This represents a decrease of $8,249 (68%). The declines in production, noted above, reduced depletion expense by $1,459. A 63% decrease in the depletion rate reduced depletion expense by an additional $6,790. The decrease in the depletion rate was due to higher production from properties with a relatively lower depletion rate.

General and administrative expenses decreased from $2,743 in 1996 to $2,461 in 1997. This decrease of $282 (10%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months in 1997 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased from $25,385 in 1996 to $24,799 in 1997. This represents a decrease of $586 (2%). Oil sales decreased by $1,249 or 12%. A 16% decrease in oil production reduced sales by $1,707. This decrease was partially offset by a 5% increase in the average net oil sales price. Gas sales decreased by $1,249 or 12%. A 4% decrease in gas production reduced sales by $394. An 8% decrease in the average net gas sales price reduced sales by an additional $855. The decreases in oil and gas production were primarily due to natural production declines. The increase in average net oil sales price was primarily the result of lower expenses incurred on the Company's net profit interests, including on the El Mac acquisition which incurred workover charges in the second quarter of 1996. The decrease in average net gas sales price was primarily the result of higher expenses incurred on the Speary acquisition in the second quarter of 1997.

Depletion expense decreased from $13,452 in the first six months of 1996 to $7,626 in the first six months of 1997. This represents a decrease of $5,826 (43%). The changes in production, noted above, reduced depletion expense by $1,174. A 38% decrease in the depletion rate reduced depletion expense by an additional $4,652. The decrease in the depletion rate was due to higher production from properties with a relatively lower depletion rate.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $240,044 for certain oil and gas properties due primarily to downward reserve revisions on the Lake Decade acquisition and lower prices in the market for the sale of oil and gas. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Due to depressed gas prices and the unsuccessful efforts of wells drilled near the acquisition, it was determined by the operator of the acquisition that future drilling could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation write downs taken by the Company in the first quarter of 1996.

General and administrative expenses decreased from $6,282 in 1996 to $5,148 in 1997. This decrease of $1,134 (18%) is primarily due to less staff time being required to manage the Company's operations.


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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

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


                                             ENEX 88-89 INCOME AND RETIREMENT
                                                  FUND - SERIES 4, L.P.
                                                       (Registrant)



                                              By:  ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1997                               By: /s/ James A. Klein
                                                   -----------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer