Form 10QSB
period 1997-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 4 L P
filed 1997-11-13
CIK 854219

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                             1997
                                                          ---------------------

CURRENT ASSETS:
  Cash                                                    $              7,279
  Accounts receivable - oil & gas sales                                 11,391
                                                          ---------------------

Total current assets                                                    18,670
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                 1,614,435
  Less  accumulated depletion                                        1,558,370
                                                          ---------------------

Property, net                                                           56,065
                                                          ---------------------


TOTAL                                                     $             74,735
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner                             $             58,803
                                                          ---------------------
PARTNERS' CAPITAL :
   Limited partners                                                      5,470
   General partner                                                      10,462
                                                          ---------------------

Total partners' capital                                                 15,932
                                                          ---------------------

TOTAL                                                     $             74,735
                                                          =====================

Number of $500 Limited Partner units outstanding                         3,645


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

(UNAUDITED)                          QUARTER ENDED             NINE MONTHS ENDED
                              --------------------------   ----------------------------
                             September 30, September 30,   September 30,  September 30,
                                  1997         1996            1997           1996
                              ----------    -----------    -----------    ------------
REVENUES:
  Oil and gas sales            $  6,764     $   12,061     $   31,563     $    37,446
                              ----------    -----------    -----------    ------------

EXPENSES:
  Depletion                       2,837          7,843         10,463          21,295
  Impairment of property              -              -              -         240,044
  Production taxes                    -             98             23             279
  General and administrative      6,834          2,283         11,983           8,565
                              ----------    -----------    -----------    ------------

Total expenses                    9,671         10,224         22,469         270,183
                              ----------    -----------    -----------    ------------


NET INCOME (LOSS)              $  (2,907)    $    1,837     $    9,094     $  (232,737)
                              ==========    ===========    ===========    ============





See accompanying notes to financial statements.
-------------------------------------------------------------------
                                       I-2

ENEX 88-89 INCOME AND RETIREMENT FUND-SERIES 4, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE 'YEAR ENDED DECEMBER 31, 1996
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------------------------------------------------
                                                                                   PER $500
                                                                                   LIMITED
                                                                                   PARTNER
                                                GENERAL          LIMITED           UNIT OUT-
                                 TOTAL           PARTNER         PARTNERS          STANDING
                             --------------- ----------------  ---------------   -----------

BALANCE, JANUARY 1, 1996      $     225,171    $       4,724    $     220,447      $     61

NET INCOME (LOSS)                  (218,333)           3,782         (222,115)          (61)
                             --------------- ----------------  ---------------   -----------

BALANCE, DECEMBER 31, 1996            6,838            8,506           (1,668)            0

NET INCOME                            9,094            1,956            7,138             2
                             --------------- ----------------  ---------------   -----------

BALANCE, SEPTEMBER 30, 1997   $      15,932    $      10,462    $       5,470 (1)  $      2
                             =============== ================  ===============   ===========

(1)  Includes 240 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(UNAUDITED)
                                                               NINE MONTHS ENDED
                                                         ---------------------------------
                                                          September 30,      September 30,
                                                              1997              1996
                                                         -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $      9,094        $  (232,737)
                                                         -------------      -------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion                                                    10,463             21,295
  Impairment of property                                            -            240,044
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         5,832               (902)
(Decrease) in:
   Accounts payable                                            (2,329)            (2,356)
   Payable to general partner                                 (22,658)           (22,440)
                                                         -------------      -------------

Total adjustments                                              (8,692)           235,641
                                                         -------------      -------------

NET INCREASE IN CASH                                              402                127

CASH AT BEGINNING OF YEAR                                       6,877              3,031
                                                         -------------      -------------

CASH AT END OF PERIOD                                    $      7,279         $      234
                                                         =============      =============


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

3. A Special Meeting, whose purpose was to vote on the proposal to sell Partnership's assets and, thereafter, dissolve and liquidate the partnership in accordance with the applicable provisions of the limited partnership agreements, commenced at 2:00 P.M. on October 28, 1997.

           The proxy votes received prior to the meeting were voted as follows.

                  Enex 88-89 Income & Retirement Fund, Series 4

          For                     Against
       Liquidation           Liquidation                Abstain
      --------------    -------------------       ------------------
         45.21%                   4.11%                    3.85%

As indicated in the table above, while a large majority of the votes cast by the limited partners of the Partnership were in favor of the proposed liquidation, over 40% of the limited partnership interests failed to vote on the proposal. This resulted in an inability to approve the proposal by a majority of the total outstanding limited partnerships interests. As such, the meeting was adjourned until December 1, 1997, to allow time for a sufficient number of votes to be received to attain a majority-in-interest vote on the liquidation.

Subsequent to the Special Meeting, proxy votes were received in favor of the proposed liquidation, which together with the above noted votes, represent a majority-in-interest vote for the liquidation. As such, the Partnership will be dissolved at the Special Meeting on December 1, 1997. The properties owned by the partnership will be sold and any proceeds remaining after payment of all the partnership's debt, will be distributed to the limited partners.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1997 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased from $12,061 in 1996 to $6,764 in 1997. This represents a decrease of $5,297 (44%). Oil sales decreased by $2,121 or 31%. A 5% decrease in the average net oil sales price decreased sales by $268. A 27% decrease in production decreased sales by an additional $1,853. Gas sales decreased by $3,176 or 62%. A 52% decrease in gas production reduced sales by $2,622. A 22% decrease in the average net gas sales price reduced sales an additional $554. The decreases in oil and gas production were primarily due to natural production declines which were especially pronounced on the Speary acquisition. The decreases in average net oil and gas sales prices were primarily the result of higher expenses incurred on the Company's net profit interests, including higher expenses incurred on the Speary acquisition in the third quarter of 1997.

Depletion expense decreased from $7,843 in the third quarter of 1996 to $2,837 in the third quarter of 1997. This represents a decrease of $5,006 (64%). The declines in production, noted above, reduced depletion expense by $3,243. A 38% decrease in the depletion rate reduced depletion expense by an additional $1,763. The decrease in the depletion rate was due to higher production from properties with a relatively lower depletion rate.

General and administrative expenses increased from $2,283 in 1996 to $6,834 in 1997. This increase of $4,551 (199%) is primarily due to more staff time being required to manage the Company's operations.

First Nine Months in 1997 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased from $37,446 in 1996 to $31,563 in 1997. This represents a decrease of $5,883 (16%). Oil sales decreased by $1,458 or 7%. A 20% decrease in oil production reduced sales by $4,382. This decrease was partially offset by a 17% increase in the average net oil sales price. Gas sales decreased by $4,425 or 28%. A 21% decrease in gas production reduced sales by $3,263. A 9% decrease in the average net gas sales price reduced sales by an additional $1,162. The decreases in oil and gas production were primarily due to natural production declines. The increase in average net oil sales price was primarily due to lower operating costs being charged Lake Decade net profits acquisition, coupled with higher prices in the overall market for the sale of oil. The decrease in average net gas sales price was primarily the result of higher expenses incurred on the Speary acquisition in the third quarter of 1997.

Depletion expense decreased from $21,295 in the first nine months of 1996 to $10,463 in the first nine months of 1997. This represents a decrease of $10,832 (51%). The changes in production, noted above, reduced depletion expense by $4,398. A 38% decrease in the depletion rate reduced depletion expense by an additional $6,434. The decrease in the depletion rate was due to higher production from properties with a relatively lower depletion rate.

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

General and administrative expenses increased from $8,565 in 1996 to $11,983 in 1997. This increase of $3,418 (40%) is primarily due to more staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above.

A Special Meeting, whose purpose was to vote on the proposal to sell Partnership's assets and, thereafter, dissolve and liquidate the partnership in accordance with the applicable provisions of the limited partnership agreements, commenced at 2:00 P.M. on October 28, 1997.

           The proxy votes received prior to the meeting were voted as follows.

                  Enex 88-89 Income & Retirement Fund, Series 4

                 For                Against
            Liquidation          Liquidation         Abstain
           -----------------    ----------------   ------------------
                 45.21%             4.11%             3.85%


As indicated in the table above, while a large majority of the votes cast by the limited partners of the Partnership were in favor of the proposed liquidation, over 40% of the limited partnership interests failed to vote on the proposal. This resulted in an inability to approve the proposal by a majority of the total outstanding limited partnerships interests. As such, the meeting was adjourned until December 1, 1997, to allow time for a sufficient number of votes to be received to attain a majority-in-interest vote on the liquidation.

Subsequent to the Special Meeting, proxy votes were received in favor of the proposed liquidation, which together with the above noted votes, represent a majority-in-interest vote for the liquidation. As such, the Partnership will be dissolved at the Special Meeting on December 1, 1997. The properties owned by the partnership will be sold and any proceeds remaining after payment of all the partnership's debt, will be distributed to the limited partners.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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


                                             ENEX 88-89 INCOME AND RETIREMENT
                                                  FUND - SERIES 4, L.P.
                                                       (Registrant)



                                              By:  ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ James A. Klein
                                                  -------------------
                                                       James A. Klein
                                                 Secretary, Treasurer and
                                                  Chief Financial Officer




November 11, 1997                            By: /s/ Larry W. Morris
                                                   -----------------
                                                     Larry W. Morris
                                                Controller and Chief
                                                 Accounting Officer